Form 10-Q
period 1996-03-31
CELLULAR COMMUNICATIONS INC /DE
filed 1996-05-10
CIK 870764

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996

                                      OR

          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT of 1934

Commission File No.                         1-10789
                   -----------------------------------------------------

                   CELLULAR COMMUNICATIONS, INC.
- - ------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


            Delaware                                   13-3587667
- - ----------------------------------            --------------------------
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                  Identification No.)


110 East 59th Street, New York, New York                       10022
- - ------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip Code)


                          (212) 906-8440
- - ------------------------------------------------------------------------
 (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                       Yes  X               No
                           ---                 ---


     The number of shares outstanding of the issuer's common stock as of March 31, 1996 was 27,217,371 (consisting of 17,151,730 shares of Series A and 10,065,641 shares of Series C). In addition, 13,196,498 shares of Redeemable Participating Convertible Preferred Stock were outstanding as of March 31, 1996.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX

PART I.    FINANCIAL INFORMATION                                  Page
- - -------    ---------------------                                  ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets --
           March 31, 1996 and December 31, 1995                     2

           Condensed Consolidated Statements of Income --
           Three months ended March 31, 1996 and 1995               5

           Condensed Consolidated Statement of Shareholders'
           Equity -- Three months ended March 31, 1996              6

           Condensed Consolidated Statements of Cash Flows --
           Three months ended March 31, 1996 and 1995               8

           Notes to Condensed Consolidated Financial Statements     9

Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition                    14


PART II. OTHER INFORMATION
- - --------------------------

Item 6.    Exhibits and Reports on Form 8-K                         17


SIGNATURES                                                          18
- - ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,    December 31,
                                                 1996           1995
                                             -------------  -------------
                                              (Unaudited)    (See Note)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $101,264,000   $118,888,000
  Marketable securities                        60,084,000     22,765,000
  Due from distributed companies                  611,000        652,000
  Due from Joint Venture                          225,000          -
  Deferred income taxes                        22,389,000     23,664,000
  Taxes receivable                             18,206,000          -
  Other current assets                            495,000      1,156,000
                                             ------------   ------------
TOTAL CURRENT ASSETS                          203,274,000    167,125,000

INVESTMENT IN JOINT VENTURE                   458,463,000    449,674,000

OFFICE FURNITURE AND EQUIPMENT, net of
  accumulated depreciation of $394,000
  (1996) and $307,000 (1995)                    1,912,000      1,930,000

DEFERRED FINANCING COSTS, net
  of accumulated amortization of
  $2,504,000 (1996) and $2,201,000 (1995)       6,911,000      7,213,000

OTHER ASSETS                                   23,245,000     24,928,000
                                             ------------   ------------
                                             $693,805,000   $650,870,000
                                             ============   ============


                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


                                            March 31,    December 31,
                                              1996           1995
                                          -------------  -------------
                                           (Unaudited)    (See Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                        $     92,000   $    140,000
  Accrued expenses                           5,931,000      2,627,000
  Due to Joint Venture                           -              6,000
  Taxes payable                              2,484,000      3,032,000
  Interest payable                           2,944,000        223,000
  Other current liabilities                    522,000        569,000
                                          ------------   ------------
TOTAL CURRENT LIABILITIES                   11,973,000      6,597,000

LONG-TERM DEBT                             358,681,000    355,574,000

COMMITMENTS AND CONTINGENT LIABILITIES

DEFERRED INCOME TAXES                       33,595,000     32,429,000

SHAREHOLDERS' EQUITY (see page 4)          289,556,000    256,270,000
                                          ------------   ------------
                                          $693,805,000   $650,870,000
                                          ============   ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                                March 31,       December 31,
                                                  1996             1995
                                             -------------     -------------
                                              (Unaudited)        (See Note)
SHAREHOLDERS' EQUITY
  Redeemable Participating Convertible
    Preferred Stock-$.01 par value;
    liquidation preference $20; authorized
    100,000,000 shares, issued and
    outstanding 13,196,000 (1996)
    and 14,343,000 (1995) shares              $    132,000      $    143,000
  Series Preference Stock-authorized
    5,000,000 shares:
   Class A - $.01 par value; liquidation
    preference $20; issued and outstanding
    2,206,000 shares                                22,000            22,000
   Series B-$1.00 par value; liquidation
    preference $5,000; issued and
    outstanding 2,000 shares                         2,000             2,000
  Series C Nonredeemable
    Common Stock-$.01 par value; authorized
    100,000,000 shares, issued and outstanding
    10,066,000 shares                              100,000           100,000
  Series A Redeemable Common Stock-$.01 par
    value; authorized 100,000,000 shares,
    issued 17,152,000 (1996) and
    15,990,000 (1995) shares                       172,000           160,000
  Additional paid-in capital                   316,656,000       254,966,000
  Retained earnings                             18,954,000        46,126,000
                                              ------------      ------------
                                               336,038,000       301,519,000
  Accumulated unrealized gains on
    available-for-sale securities, net
    of tax                                       1,874,000         2,618,000
  Treasury stock-at cost, 1,005,000 (1996)
    and 995,000 (1995) shares                  (48,356,000)      (47,867,000)
                                              ------------      ------------
TOTAL SHAREHOLDERS' EQUITY                    $289,556,000      $256,270,000
                                              ============      ============

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended March 31,
                                           ------------------------------
                                                1996            1995
                                           ---------------  -------------

Revenue:
  Equity in net income of joint venture      $ 29,789,000    $18,901,000

Costs and expenses:
  General and administrative expenses          63,445,000      3,784,000
  Depreciation and amortization expense           390,000        579,000
                                             ------------    -----------
                                               63,835,000      4,363,000
                                             ------------    -----------
OPERATING INCOME (LOSS)                       (34,046,000)    14,538,000

Other income (expense):
  Interest and other income, net                1,970,000      4,451,000
  Interest expense                             (6,295,000)    (6,997,000)
  Nonrecurring charges                         (3,100,000)         -
                                             ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES             (41,471,000)    11,992,000
Benefit (provision) for income taxes           14,299,000     (4,653,000)
                                             ------------    -----------

NET INCOME (LOSS)                            $(27,172,000)   $ 7,339,000
                                             ============    ===========

NET INCOME (LOSS) PER COMMON SHARE           $       (.65)   $       .16
                                             ============    ===========

Weighted average number of common shares
  used in computation of net income (loss)
  per share including common stock
  equivalents                                  41,774,000     44,712,000
                                             ============    ===========


See notes to condensed consolidated financial statements.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                 --------------------------------------------------------------------------------------------------
                                                              Convertible Preferred Stock
                                 -----------------------------------------------------------------------      Nonredeemable
                                                                        Class A               Series B        Common Stock
                                        Redeemable Participating       Preference            Preference      $.01 Par Value
                                 --------------------------------------------------------------------------------------------------
                                       Shares       Amount      Shares       Amount    Shares   Amount       Shares         Par
                                 --------------------------------------------------------------------------------------------------
Balance, December 31, 1995           14,343,000    $143,000    2,206,000    $22,000    2,000    $2,000     10,066,000     $100,000
Excercise of stock options
Conversion of redeemable
  preferred stock                    (1,147,000)    (11,000)
Conversion of Series B
  preference stock
MRO expenses
MRO related to stock options
Common stock repurchased,
  at cost
Adjustment to unrealized gains
  on available-for-sale securities,
  net of tax
Net (loss) for the three months
  ended March 31, 1996
                                 --------------------------------------------------------------------------------------------------
Balance, March 31, 1996              13,196,000    $132,000    2,206,000    $22,000    2,000    $2,000     10,066,000     $100,000
                                 ==================================================================================================

See notes to condensed consolidated financial statements.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)-continued

                                 --------------------------------------------------------------------------------------------------
                                 Series A Redeemable                                  Accumulated
                                     Common Stock                                     Unrealized
                                    $.01 Par Value     Additional                      Gains on               Treasury Stock
                                 --------------------   Paid-In      Retained     Available-For-Sale      -------------------------
                                 Shares      Par        Capital      Earnings         Securities           Shares      Amount
                                 --------------------  ------------  -----------  -------------------    ----------  --------------
Balance, December 31, 1995       15,990,000  $160,000  $254,966,000  $46,126,000      $2,618,000            995,000   ($47,867,000)
Excercise of stock options            1,000        --        47,000
Conversion of redeemable
  preferred stock                 1,147,000    11,000
Conversion of Series B
  preference stock                   14,000     1,000        47,000
MRO expenses                                               (118,000)
MRO related to stock options                             61,714,000
Common stock repurchased,
  at cost                                                                                                    10,000       (489,000)
Adjustment to unrealized gains
  on available-for-sale
  securities, net of tax                                                                (744,000)
Net (loss) for the three months
  ended March 31, 1996                                               (27,172,000)
                                 ---------------------------------------------------------------------------------------------------
Balance, March 31, 1996          17,152,000  $172,000  $316,656,000  $18,954,000      $1,874,000          1,005,000   ($48,356,000)
                                 ===================================================================================================

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  Three Months Ended March 31,
                                                 ------------------------------
                                                      1996            1995
                                                 --------------  --------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                           $  (87,252,000) $    3,781,000

INVESTING ACTIVITIES
  Purchase of office furniture and
    equipment                                          (103,000)       (451,000)
  Purchase of marketable securities                 (69,393,000)    (23,144,000)
  Proceeds from sale of marketable
    securities                                       32,122,000      15,780,000
  Additions to other assets                                   -         (81,000)
  Return of the PCS auction deposit                           -      18,000,000
                                                 --------------  --------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                              (37,374,000)     10,104,000

FINANCING ACTIVITIES
  Proceeds from issuance of common stock                 47,000          54,000
  Payment of financing costs                           (101,000)              -
  MRO expenses                                         (126,000)              -
  Payments to acquire treasury stock                   (489,000)              -
  Proceeds from sale of MRO related
    stock options                                   107,671,000               -
                                                 --------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           107,002,000          54,000
                                                 --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       (17,624,000)     13,939,000
Cash and cash equivalents at beginning
    of period                                       118,888,000     133,050,000
                                                 --------------  --------------
Cash and cash equivalents at end of period       $  101,264,000  $  146,989,000
                                                 ==============  ==============

Supplemental disclosures of cash flow
 information:
   Cash paid during the period for interest      $      468,000  $    4,462,000
   Income taxes paid                                  1,265,000       1,011,000

Supplemental schedule of noncash financing
 activities:
   Reduction in other liabilities due to
    conversion of Series B Preference Stock      $       47,000  $        -





See notes to condensed consolidated financial statements.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the periods, including the Redeemable Participating Convertible Preferred Stock, Class A Preference Stock, Series B Preference Stock, and, in the net income per share computation, common stock equivalents. The shares issuable upon the conversion of the Zero Coupon Convertible Subordinated Notes are excluded because they are antidilutive.

NOTE B--ACCOUNTING CHANGE

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). As permitted by SFAS No. 123, the Company will continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE C--MERGER AND JOINT VENTURE AGREEMENT

     Cellular Communications, Inc. ("CCI" or the "Company") and AirTouch Communications, Inc. ("AirTouch") entered into an Agreement and Plan of Merger dated as of April 5, 1996 (the "1996 Merger Agreement"), pursuant to which AirTouch will acquire the approximately 60% of the capital stock of CCI which it does not already own for $55 per share in cash and/or convertible preferred securities of AirTouch. The transaction is subject to, among other things, regulatory approvals and the approval of the stockholders of the Company. The description of the transaction is qualified in its entirety by the terms of the 1996 Merger Agreement, which is included as an exhibit to this Form 10-Q. Following the announcement of the signing of the 1996 Merger Agreement, various class action complaints were filed against CCI, its Directors and AirTouch alleging breaches of fiduciary duties and other matters in connection with the Agreement. The Company believes these complaints are without merit and intends to vigorously defend itself against these claims.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)-- Continued

NOTE C--MERGER AND JOINT VENTURE AGREEMENT - Continued

          In 1991, pursuant to the Amended and Restated Agreement and Plan of Merger and Joint Venture Organization, dated as of December 14, 1990 between CCI and AirTouch (the "Merger Agreement"), CCI and AirTouch formed a joint venture equally owned by CCI and AirTouch comprised of the Company's cellular telephone interests in Ohio and AirTouch's cellular telephone interests in Michigan and Ohio (the "Joint Venture"). In addition, the Company distributed to its shareholders its wholly-owned subsidiaries OCOM Corporation and Cellular Communications International, Inc. ("CCII") in 1991 and Cellular Communications of Puerto Rico, Inc. ("CCPR") in 1992. In 1993, OCOM Corporation became a subsidiary of International CableTel Incorporated.

          The Merger Agreement includes, among other matters, (i) the right of AirTouch to increase its ownership of CCI's capital stock up to 27.5% on a fully diluted basis from August 1991 through October 1995, (ii) a redemption by CCI in October 1995 of up to 10.04 million shares of CCI's redeemable stock subject to certain antidilution adjustments for $60 per share (the mandatory redemption obligation ("MRO")), and (iii) at specified times from August 1996 through January 1998, AirTouch has the right to acquire CCI by causing the redemption of all stock not then owned by AirTouch at a price based upon the appraised private market value of the Joint Venture and, to the extent agreed upon by CCI and AirTouch, of certain other CCI assets. AirTouch is not required to cause this redemption. The appraised value will be subject to reduction for certain adjustments described in detail in the Merger Agreement. As of May 1, 1996, these adjustments aggregate $1.16 per share on a fully diluted basis. The adjustments as of May 1, 1996 are not necessarily predictive of the adjustments that may be calculated in future periods.

          In the event that AirTouch does not exercise its right to cause the redemption, CCI is obligated to promptly commence a process to sell CCI. Under certain circumstances, if CCI is sold within two years thereafter at a price less than the appraised value of the Joint Venture, AirTouch will be obligated to pay shareholders of CCI a substantial portion of such difference.

          In January 1996, in accordance with the terms of the MRO, the Company cancelled options to purchase 2,394,000 shares of common stock for cash of $107,671,000 ($60 per share less the exercise price), and AirTouch purchased from CCI for $107,671,000 an option to purchase 2,394,000 shares of Series C Common Stock at an exercise price of $15.03 per share. CCI recorded compensation expense of $61,714,000 from the option cancellation.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)-- Continued

NOTE D--INVESTMENT IN JOINT VENTURE

                                                       March 31,
                                                         1996
                                                     ------------
                                                      (Unaudited)

Investment in Joint Venture at
  beginning of period                                $449,674,000
Distributions                                         (21,000,000)
Equity in net income                                   29,509,000
Amortization of the excess of
  CCI's 50% share of the Joint
  Venture's net assets over
  CCI's historical basis in the
  net assets contributed to the
  Joint Venture over a period of
  approximately 36 years                                  280,000
                                                     ------------
                                                     $458,463,000
                                                     ============



         The following summarizes the assets, liabilities and partners' capital of the Joint Venture:



                                          March 31,      December 31,
                                            1996             1995
                                       ---------------  --------------
                                         (Unaudited)
ASSETS
Current assets                         $  156,767,000   $  162,576,000
Property, plant and equipment, net        476,715,000      463,877,000
License acquisition costs, net            410,034,000      413,149,000
Other                                      30,055,000       32,609,000
                                       --------------   --------------
                                       $1,073,571,000   $1,072,211,000
                                       ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities, including
  $17,514,000 (1996) and $28,748,000
  (1995) of distributions payable      $   97,979,000   $  125,034,000
Minority interests and other
 liabilities                                5,554,000        5,391,000
Partners' capital                         970,038,000      941,786,000
                                       --------------   --------------
                                       $1,073,571,000   $1,072,211,000
                                       ==============   ==============


                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)-- Continued

NOTE D--INVESTMENT IN JOINT VENTURE - Continued



The following summarizes the unaudited results of operations of the Joint
Venture:


                                          Three Months Ended March 31,
                                         ------------------------------
                                              1996            1995
                                         ---------------  -------------
Revenues:
  Service revenue                          $190,317,000   $140,908,000
  Telephone equipment revenue                21,729,000     21,892,000
                                           ------------   ------------
                                            212,046,000    162,800,000
Costs and expenses:
  Cost of telephone equipment sold           17,818,000     19,598,000
  Operating expenses                         39,928,000     29,899,000
  Selling, general and administrative        72,044,000     55,505,000
  Depreciation of rental telephones           1,896,000      4,186,000
  Depreciation and amortization              21,305,000     16,548,000
                                           ------------   ------------
                                            152,991,000    125,736,000
                                           ------------   ------------
OPERATING INCOME                             59,055,000     37,064,000

Interest and other, net                       1,289,000      1,072,000
                                           ------------   ------------

  INCOME BEFORE PROVISION FOR
    INCOME TAXES                             60,344,000     38,136,000
Provision for state and local
  income taxes                               (1,326,000)      (894,000)
                                           ------------   ------------

NET INCOME                                 $ 59,018,000   $ 37,242,000
                                           ============   ============

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)-- Continued



NOTE E--DUE FROM DISTRIBUTED COMPANIES
                                            March 31,    December 31,
                                              1996           1995
                                          -------------  ------------
                                           (Unaudited)

Cellular Communications of
  Puerto Rico, Inc.                       $    263,000   $    310,000
Cellular Communications
  International, Inc.                           65,000         81,000
International CableTel Incorporated            283,000        261,000
                                          ------------   ------------
                                          $    611,000   $    652,000
                                          ============   ============


NOTE F--LONG TERM DEBT
                                           March 31,     December 31,
                                              1996           1995
                                          ------------   ------------
                                          (Unaudited)
Zero Coupon Convertible
  Subordinated Notes                      $170,681,000   $167,574,000
Subsidiary bank loan                       188,000,000    188,000,000
                                          ------------   ------------
                                          $358,681,000   $355,574,000
                                          ============   ============


NOTE G--COMMITMENTS AND CONTINGENT LIABILITIES

  The Company would be required to make capital contributions to the Joint Venture, if necessary. The Company does not expect the Joint Venture to require capital contributions.

  The Company is a party to certain litigation in the ordinary course of business which, in the opinion of management, will not have a material adverse effect on the financial condition of the Company.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995
- - ------------------------------------------

                         Results of the Joint Venture

          Service revenue increased to $190,317,000 from $140,908,000 as a result of subscriber growth. Net subscriber activations in the first quarter of 1996 increased to 67,000 from 64,000 in the first quarter of 1995. Ending subscribers were 1,094,000 and 793,000 at March 31, 1996 and 1995, respectively.

          The income from telephone equipment (before depreciation of rental telephones) increased to $3,911,000 from $2,294,000 because of a decrease in the loss on sales of telephones.

          Operating expenses increased to $39,928,000 from $29,899,000 primarily because of increases in subscriber roaming, fraudulent usage and system usage.

          Primarily due to higher selling costs, selling, general and administrative expenses increased to $72,044,000 from $55,505,000. An increase in payroll expense also contributed to the overall increase.

          Depreciation of rental telephones decreased to $1,896,000 from $4,186,000 due to a decrease in the number of rental telephones.

          Depreciation and amortization increased to $21,305,000 from $16,548,000 primarily due to the depreciation of additional cellular network equipment.

          Interest and other income, net increased to $1,289,000 from $1,072,000 primarily because of an increase in interest income.


          Results of Cellular Communications, Inc. and Subsidiaries

          Equity in net income of Joint Venture increased to $29,789,000 from $18,901,000 because of the increase in the net income of the Joint Venture.

          General and administrative expenses increased to $63,445,000 from $3,784,000. Included in the 1996 amount is $61,714,000 of compensation expense from the MRO related to stock options. Included in the 1995 amount is $2,700,000 of non-cash expense related to the changes made to the stock option agreements pursuant to the Merger Agreement.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Continued


          Interest and other income, net decreased to $1,970,000 from $4,451,000 due to reductions in interest income from the repayment of the CCPR note receivable and the termination of the CCII guarantee fees.

          Interest expense decreased to $6,295,000 from $6,997,000 due to a reduction in the principal balance and a decrease in the effective interest rate on the subsidiary bank loan.

          Nonrecurring charges in 1996 of $3,100,000 were incurred in connection with the 1996 Merger Agreement.

          In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 defines a fair value based method of accounting for stock-based employee compensation plans (including stock option plans). As permitted by SFAS No. 123, the Company will continue to measure compensation costs for its plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees."


                        LIQUIDITY AND CAPITAL RESOURCES

          The Company requires capital primarily for debt service and to make contributions to the Joint Venture or its other investments, if necessary. The Company had no material commitments for capital expenditures as of March 31, 1996. The Company is expected to meet its requirements with cash and securities on hand and from Joint Venture distributions.

          Cash used in operating activities was $87,252,000 in 1996 and cash
provided by operating activities was $3,781,000 in 1995.   The Company paid
$107,671,000 in 1996 to cancel options to purchase 2,394,000 shares of common stock in accordance with the terms of the MRO. Distributions received from the Joint Venture were $21,000,000 and $8,024,000 in 1996 and 1995, respectively.

          Cash used in investing activities was $37,374,000 in 1996. Cash of $37,271,000 was used for the purchase of marketable securities, net of sales.

          Cash provided by financing activities was $107,002,000 in 1996, of which $107,671,000 was the proceeds from the sale of the MRO related stock options to AirTouch. The Company paid $489,000 to acquire 10,000 shares of treasury stock.

          In December 1995, a subsidiary of the Company, Cellular Communications of Ohio, Inc. ("CCI Ohio") entered into a new Credit Agreement with a group of banks and borrowed $188,000,000. The new loan agreement is a line of credit of up to $500,000,000 until March 31, 1999, at which date the commitment is reduced in equal quarterly installments which aggregate $75,000,000 in 1999, $75,000,000 in 2000, $100,000,000 in 2001, $100,000,000 in 2002 and
  $150,000,000 in 2003. Principal payments commence when the outstanding balance exceeds the remaining commitment after reductions, which could be as early as March 31, 1999. Based upon

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Continued


the amount borrowed as of March 31, 1996, principal payments will commence on September 30, 2002. Interest is payable quarterly at a floating rate based upon, at CCI Ohio's election, either (a) the higher of the prime rate of interest or the Federal Funds Rate plus 1/2%, or (b) the London Interbank Offering Rate plus .625%, .75%, 1% or 1.25%, depending upon the ratio of debt to cash flow, as defined. The effective rate on borrowings at March 31, 1996 was 6.255%. The terms also include an unused commitment fee of 1/4% or 3/8% depending upon the ratio of debt to cash flow, as defined, which is payable quarterly.

          The line of credit is available for acquisitions of cellular license interests, Joint Venture capital calls, general corporate purposes of CCI Ohio and subsidiaries, loans to CCI and acquisitions by CCI Ohio of domestic wireless communications businesses. The loan agreement required the following as conditions of the initial funding: (i) CCI Ohio's pledge to the banks of a security interest in the stock of CCI Ohio's subsidiaries, (ii) CCI's guarantee of CCI Ohio's obligations under the loan agreement, (iii) CCI Ohio's subsidiaries' guarantee of CCI Ohio's obligations under the loan agreement, and
(iv) repayment of CCI Ohio's prior bank loan. It also includes, among other matters, restrictions on CCI, CCI Ohio and Joint Venture debt, restrictions on dividends, restrictions on liens and requires the maintenance of ratios (as defined) of indebtedness to cash flow, cash flow to interest expense and cash flow to debt service.

          In January 1992, CCI issued $217,000,000 principal amount at maturity, Zero Coupon Convertible Subordinated Notes due July 27, 1999. The issue price represents a yield to maturity of 7.5% per annum (computed on a semi-annual bond equivalent basis). The notes are convertible at the holder's option into Series A Common Stock at a conversion rate of 14.5 shares per $1,000 principal amount. The notes are redeemable by CCI beginning January 27, 1997 at the issue price plus accrued original issue discount through the date of redemption.

          In 1995, the Company's Board of Directors authorized the repurchase of up to 3,500,000 shares of Series A Common Stock through open market purchases as market conditions warrant. The Company, to date, repurchased 1,005,000 shares of Series A Common Stock through open market purchases for an aggregate of $48,356,000.

                 CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Continued

PART II.    OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits Included Within:
            ------------------------

            2. Agreement and Plan of Merger dated as of April 5, 1996 among AirTouch Communications, Inc., AirTouch Cellular and Cellular Communications, Inc. (Incorporated by reference to Exhibit 2, April 6, 1996 Form 8-K, File No. 1-10789).

            27   Financial Data Schedule

     (b)    Reports on Form 8-K

                 During the quarter ended March 31, 1996, the Company filed a current report on Form 8-K dated January 4, 1996 reporting under Item 5, Other Events, the transactions in connection with the MRO related to stock options. There were no financial statements filed with this report.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Cellular Communications, Inc.



Date:  May 7, 1996                         By: /s/ J. Barclay Knapp
                                           -----------------------------
                                              J. Barclay Knapp
                                              Executive Vice President



Date:  May 7, 1996                         By: /s/ Gregg Gorelick
                                           -----------------------------
                                              Gregg Gorelick
                                              Vice President-Controller
                                             (Principal Accounting Officer)