Form 10-Q
period 1996-06-30
CELLULAR COMMUNICATIONS INC /DE
filed 1996-08-08
CIK 870764

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT of 1934

Commission File No.                         1-10789
                   -----------------------------------------------------

                         CELLULAR COMMUNICATIONS, INC.
- ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                   13-3587667
- ----------------------------------            --------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


110 East 59th Street, New York, New York                       10022
- ------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                (212) 906-8440
- ------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



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


  The number of shares outstanding of the issuer's common stock as of June 30, 1996 was 29,838,336 (consisting of 19,772,695 shares of Series A and 10,065,641 shares of Series C). In addition, 9,588,533 shares of Redeemable Participating Convertible Preferred Stock were outstanding as of June 30, 1996.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX

PART I.    FINANCIAL INFORMATION                                  Page
- -------    ---------------------                                  ----

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets --
           June 30, 1996 and December 31, 1995                       2

           Condensed Consolidated Statements of Income --
           Three and six months ended June 30, 1996 and 1995         5

           Condensed Consolidated Statement of Shareholders'
           Equity -- Six months ended June 30, 1996                  6

           Condensed Consolidated Statements of Cash Flows --
           Six months ended June 30, 1996 and 1995                   8

           Notes to Condensed Consolidated Financial Statements      9

Item 2.    Management's Discussion and Analysis of Results
           of Operations and Financial Condition                    15


PART II. OTHER INFORMATION
- --------------------------

Item 6.    Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                          19
- ----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,     December 31,
                                                 1996           1995
                                             -------------  -------------
                                              (Unaudited)    (See Note)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $118,531,000   $118,888,000
  Marketable securities                        74,395,000     22,765,000
  Due from distributed companies                  728,000        652,000
  Due from Joint Venture                          600,000              -
  Deferred income taxes                        15,098,000     23,664,000
  Taxes receivable                             18,206,000              -
  Other current assets                          1,087,000      1,156,000
                                             ------------   ------------
TOTAL CURRENT ASSETS                          228,645,000    167,125,000

INVESTMENT IN JOINT VENTURE                   456,493,000    449,674,000

OFFICE FURNITURE AND EQUIPMENT, net of
  accumulated depreciation of $483,000
  (1996) and $307,000 (1995)                    1,851,000      1,930,000

DEFERRED FINANCING COSTS, net
  of accumulated amortization of
  $2,806,000 (1996) and $2,201,000 (1995)       6,608,000      7,213,000

OTHER ASSETS                                   23,540,000     24,928,000
                                             ------------   ------------

                                             $717,137,000   $650,870,000
                                             ============   ============

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS--Continued

                                            June 30,    December 31,
                                              1996          1995
                                          ------------- ------------
                                            (Unaudited)  (See Note)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                         $     96,000  $    140,000
 Accrued expenses                            4,819,000     2,627,000
 Due to Joint Venture                                -         6,000
 Taxes payable                               2,192,000     3,032,000
 Interest payable                            2,883,000       223,000
 Other current liabilities                     477,000       569,000
                                          ------------  ------------
TOTAL CURRENT LIABILITIES                   10,467,000     6,597,000

LONG-TERM DEBT                             361,825,000   355,574,000

COMMITMENTS AND CONTINGENT LIABILITIES

DEFERRED INCOME TAXES                       35,259,000    32,429,000

SHAREHOLDERS' EQUITY (see page 4)          309,586,000   256,270,000
                                          ------------  ------------
                                          $717,137,000  $650,870,000
                                          ============  ============


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS--Continued


                                                      June 30,        December 31,
                                                       1996               1995
                                                   -------------     -------------
                                                    (Unaudited)       (See Note)
SHAREHOLDERS' EQUITY

Redeemable Participating Convertible
 Preferred Stock-$.01 par value;
 liquidation preference $20; authorized
 100,000,000 shares, issued and
 outstanding 9,589,000 (1996)
 and 14,343,000 (1995) shares                    $     96,000         $    143,000
Series Preference Stock-authorized
   5,000,000 shares:
   Class A - $.01 par value; liquidation
   preference $20; issued and outstanding
   2,206,000 shares                                    22,000               22,000
  Series B-$1.00 par value; liquidation
   preference $5,000; issued and
   outstanding 1,000 (1996) and 2,000
   (1995) shares                                        1,000                2,000
 Series C Nonredeemable
   Common Stock-$.01 par value; authorized
   100,000,000 shares, issued and outstanding
   10,066,000 shares                                  100,000              100,000
 Series A Redeemable Common Stock-$.01 par
   value; authorized 100,000,000 shares,
   issued 20,778,000 (1996) and
   15,990,000 (1995) shares                           208,000              160,000
 Additional paid-in capital                       316,884,000          254,966,000
 Retained earnings                                 38,578,000           46,126,000
                                                 ------------         ------------
                                                  355,889,000          301,519,000
 Accumulated unrealized gains on
   available-for-sale securities, net
   of tax                                           2,053,000            2,618,000
 Treasury stock-at cost, 1,005,000 (1996)
   and 995,000 (1995) shares                      (48,356,000)         (47,867,000)
                                                 ------------         ------------
TOTAL SHAREHOLDERS' EQUITY                       $309,586,000         $256,270,000
                                                 ============         ============

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                               Three Months Ended June 30,            Six Months Ended June 30,
                                              -----------------------------         ----------------------------
                                                   1996           1995                  1996           1995
                                              --------------  -------------         -------------  -------------
Revenue:
  Equity in net income of joint venture        $ 38,530,000    $26,579,000          $ 68,319,000   $ 45,480,000

Costs and expenses:
  General and administrative expenses               934,000      3,558,000            64,379,000      7,342,000
  Depreciation and amortization expense             392,000        583,000               782,000      1,162,000
                                               ------------    -----------          ------------   ------------
                                                  1,326,000      4,141,000            65,161,000      8,504,000
                                               ------------    -----------          ------------   ------------
OPERATING INCOME                                 37,204,000     22,438,000             3,158,000     36,976,000

Other income (expense):
  Interest and other income, net                  2,222,000      4,044,000             4,192,000      8,495,000
  Interest expense                               (6,253,000)    (6,438,000)          (12,548,000)   (13,435,000)
  Nonrecurring charges                           (2,000,000)             -            (5,100,000)             -
                                               ------------    -----------          ------------   ------------
INCOME (LOSS) BEFORE INCOME TAXES                31,173,000     20,044,000           (10,298,000)    32,036,000
Benefit (provision) for income taxes            (11,549,000)    (7,373,000)            2,750,000    (12,026,000)
                                               ------------    -----------          ------------   ------------

NET INCOME (LOSS)                              $ 19,624,000    $12,671,000          $ (7,548,000)  $ 20,010,000
                                               ============    ===========          ============   ============


NET INCOME (LOSS) PER COMMON SHARE                    $0.45          $0.28                $(0.18)         $0.45
                                               ============    ===========          ============   ============

Weighted average number of common shares
  used in computation of net income (loss)
  per share including common stock
  equivalents                                    43,820,000     44,578,000            41,773,000     44,622,000
                                               ============    ===========          ============   ============

See notes to condensed consolidated financial statements.

      CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                                      Convertible Preferred Stock
                             ---------------------------------------------------------------------------        Nonredeemable
                                                                      Class A                 Series B          Common Stock
                                    Redeemable Participating         Preference              Preference         $.01 Par Value
                             --------------------------------------  -------------------   ---------------  -----------------------
                                     Shares              Amount        Shares     Amount   Shares   Amount      Shares        Par
                             ----------------------  --------------  ----------  --------  -------  ------  --------------  --------

Balance, December 31, 1995              14,343,000        $143,000    2,206,000  $22,000    2,000   $2,000      10,066,000  $100,000

Excercise of stock options
Conversion of redeemable
  preferred stock                       (4,754,000)        (47,000)
Conversion of Series B
  preference stock                                                                         (1,000)  (1,000)
MRO expenses
MRO related to stock options
Common stock repurchased,
  at cost
Adjustment to unrealized gains
  on available-for-sale securities,
  net of tax
Net (loss) for the six months
ended June 30, 1996
                                 ---------------------------------------------------------------------------------------------------

Balance, June 30, 1996                   9,589,000     $96,000      2,206,000    $22,000    1,000   $1,000     10,066,000   $100,000

                                 ===================================================================================================


                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)-continued


                                   Series A Redeemable                                 Accumulated
                                      Common Stock                                      Unrealized
                                     $.01 Par Value       Additional                     Gains on             Treasury Stock
                                  ---------------------     Paid-In       Retained   Available-For-Sale   -----------------------
                                    Shares       Par        Capital       Earnings      Securities         Shares       Amount
                                  -----------  --------  -------------  ------------  ---------------    ----------  -------------
Balance, December 31, 1995         15,990,000  $160,000  $254,966,000   $46,126,000       $2,618,000        995,000   ($47,867,000)
Excercise of stock options              6,000        --       230,000
Conversion of redeemable
  preferred stock                   4,754,000    47,000
Conversion of Series B
  preference stock                     28,000     1,000        92,000
MRO expenses                                                 (118,000)
MRO related to stock options                               61,714,000
Common stock repurchased,
  at cost                                                                                                    10,000       (489,000)
Adjustment to unrealized gains
  on available-for-sale
  securities, net of tax                                                                   (565,000)
Net (loss) for the six months
  ended June 30, 1996                                                    (7,548,000)
                                 ------------------------------------------------------------------------------------------------
Balance, June 30, 1996             20,778,000  $208,000  $316,884,000   $38,578,000      $2,053,000      1,005,000   ($48,356,000)
                                 ================================================================================================


           See notes to condensed consolidated financial statements.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                  Six Months Ended June 30,
                                               ------------------------------
                                                     1996            1995
                                               --------------  --------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $ (56,228,000)   $ 12,235,000

INVESTING ACTIVITIES
 Purchase of office furniture and
   equipment                                       (131,000)     (1,219,000)
 Purchase of marketable securities             (119,741,000)    (33,885,000)
 Proceeds from sale of marketable
   securities                                    68,558,000      23,597,000
 Proceeds from payment of
    note receivable from
    Cellular Communications of
    Puerto Rico, Inc.                                     -      47,942,000
 Additions to other assets                                -      (1,091,000)
 Return of the PCS auction deposit                        -      18,000,000
                                              -------------    ------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                           (51,314,000)     53,344,000

FINANCING ACTIVITIES
 Proceeds from issuance of common stock             230,000          54,000
 Proceeds from borrowing                                  -      70,000,000
 Principal payments                                       -     (47,942,000)
 Payment of financing costs                        (101,000)              -
 MRO expenses                                      (126,000)              -
 Purchase of treasury stock                        (489,000)              -
 Proceeds from sale of MRO related
   stock options                                107,671,000               -
                                              -------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       107,185,000      22,112,000
                                              -------------    ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       (357,000)     87,691,000
Cash and cash equivalents at beginning
   of period                                    118,888,000     133,050,000
                                              -------------    ------------
Cash and cash equivalents at end of period    $ 118,531,000    $220,741,000
                                              =============    ============

Supplemental disclosures of cash flow
information:
  Cash paid during the period for interest    $   3,637,000    $  8,598,000
  Income taxes paid                               4,173,000       6,216,000

Supplemental schedule of noncash financing
activities:
  Reduction in other liabilities due to
   conversion of Series B Preference Stock    $      92,000    $    456,000


See notes to condensed consolidated financial statements.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

  Net income (loss) per share is computed based on the weighted average number of common shares outstanding during the periods, including the Redeemable Participating Convertible Preferred Stock, Class A Preference Stock, Series B Preference Stock, and, in the net income per share computations, common stock equivalents. The shares issuable upon the conversion of the Zero Coupon Convertible Subordinated Notes are excluded because they are antidilutive.

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

NOTE C--MERGER AND JOINT VENTURE AGREEMENT

  Cellular Communications, Inc. ("CCI" or the "Company") and AirTouch Communications, Inc. ("AirTouch") entered into an Agreement and Plan of Merger dated as of April 5, 1996, as amended and restated as of July 12, 1996 (the "1996 Merger Agreement"), pursuant to which AirTouch will acquire the approximately 62% of the capital stock of CCI which it does not already own for $55 per share in cash and/or convertible preferred securities of AirTouch. The transaction is subject to, among other things,regulatory approvals and the approval of the stockholders of the Company. The Special Meeting of Stockholders of CCI for the purpose of approving and adopting the 1996 Merger Agreement is scheduled for August 16, 1996. The description of the transaction is qualified in its entirety by the terms of the 1996 Merger Agreement, which is included as an exhibit to this Form 10-Q.

  Since April 8, 1996, seven lawsuits were filed in the Delaware Court, in and for New Castle County, and one lawsuit was filed in the Supreme Court of the State of New York, County of New York, naming as defendants CCI, AirTouch and CCI's directors. Certain of the lawsuits also named as a defendant one member of the Partnership Committee which manages New Par who is not a CCI director. Each lawsuit purported to be a class action brought on behalf of all CCI common and convertible preferred stockholders and alleged that the consideration to be paid the class under the 1996 Merger Agreement is inadequate. The seven Delaware cases were consolidated in the Delaware Court. The New York action was dismissed without prejudice and the parties have stipulated that the plaintiff in that action may be joined as a party plaintiff in the Delaware consolidated action.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--Continued

NOTE C--MERGER AND JOINT VENTURE AGREEMENT--Continued

  Plaintiffs contended that the director defendants breached their fiduciary duties to CCI stockholders and that AirTouch, as an approximately 40% stockholder of CCI, has breached fiduciary duties owed to CCI's minority stockholders. One or more complaints also alleged that those defendants who are members of the Partnership Committee which manages New Par owe plaintiffs fiduciary duties which are also breached by the 1996 Merger Agreement. In addition, plaintiffs alleged that actions taken under the 1996 Merger Agreement violated certain contractual rights owing under the 1990 Merger Agreement. The complaints sought an injunction against the Merger, rescission of the Merger, if consummated, unspecified damages, attorneys' fees and other relief.

  During June 1996, the parties commenced settlement discussions, and plaintiffs' counsel, after reviewing the Proxy Statement-Prospectus as filed in preliminary form with the Commission and conducting initial discovery, offered comments on the adequacy of the disclosure contained in the Proxy Statement-Prospectus and suggested changes to the financial terms of the transaction. In response to plaintiffs' lawsuits and statements regarding disclosure, AirTouch and CCI made certain modifications to the Proxy Statement-Prospectus. The parties also agreed to certain specified changes to the financial terms of the Merger, as the basis for settling the lawsuits. On July 10, 1996, the parties entered into a Memorandum of Understanding (the "Memorandum") setting forth their agreement in principle to settle the lawsuits, including the following agreed modifications to the terms of the 1996 Merger Agreement: (i) the increase by $1.85 million in the maximum Contingent Payment (as defined in the 1996 Merger Agreement) payable with respect to AirTouch Class B Preferred Stock, such that in the event that the Volume-Weighted Average Trading Price (as defined in the 1996 Merger Agreement) of AirTouch Class B Preferred Stock during the 30 consecutive calendar days commencing three months after the Effective Time (as defined in the 1996 Merger Agreement) is less than $27.55, the aggregate amount of the Contingent Payment will be $16.85 million; (ii) the revision of the terms of the AirTouch Class C Preferred Stock to provide a liquidation preference ranking pari passu with that of the AirTouch Class B Preferred Stock; (iii) an increase in the Unit Election Number (as defined in the 1996 Merger Agreement) in the event that it is less than the number of Unit Election Shares (as defined in the 1996 Merger Agreement), provided that in no event shall such increase cause the Unit Election Number to exceed 74% of the CCI Common Equivalent Shares outstanding immediately prior to the Effective Time; and (iv) the revision of
Section 6.3(1) of the 1996 Merger Agreement to increase the amount of contingent liabilities specified in that provision from $50 million to $60 million.

  The Memorandum requires the parties in good faith to agree upon and execute a Stipulation of Settlement pursuant to which the lawsuits will be dismissed. The settlement is subject to, among other things, approval of the Delaware Court, completion of discovery to confirm that the settlement is fair and reasonable to CCI stockholders, consummation of the Merger and certification of a class of CCI stockholders for purposes of obtaining approval of the Stipulation and entry of a judgment approving the settlement, dismissing with prejudice the lawsuits and releasing all claims. Attorneys for the plaintiffs will apply to the court for fees and expenses to be paid by the defendants in an amount not to exceed $895,000. CCI and AirTouch will pay the costs and expenses related to providing notice of the settlement to the CCI stockholders, as well as the fees and expenses of counsel ordered by the court (but not to exceed $895,000).

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

    The Merger Agreement includes, among other matters, (i) the right of AirTouch to increase its ownership of CCI's capital stock up to 27.5% on a fully diluted basis from August 1991 through October 1995, (ii) a redemption by CCI in October 1995 of up to 10.04 million shares of CCI's redeemable stock subject to certain antidilution adjustments for $60 per share (the mandatory redemption obligation ("MRO")), and (iii) at specified times from August 1996 through January 1998, AirTouch has the right to acquire CCI by causing the redemption of all stock not then owned by AirTouch at a price based upon the appraised private market value of the Joint Venture and, to the extent agreed upon by CCI and AirTouch, of certain other CCI assets. AirTouch is not required to cause this redemption. The appraised value will be subject to reduction for certain adjustments described in detail in the Merger Agreement. As of July 31, 1996, these adjustments aggregate $1.16 per share on a fully diluted basis. The adjustments as of July 31, 1996 are not necessarily predictive of the adjustments that may be calculated in future periods.

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

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)--Continued

NOTE D--INVESTMENT IN JOINT VENTURE

                                                       June 30,
                                                         1996
                                                     ------------
                                                      (Unaudited)
Investment in Joint Venture at
 beginning of period                                 $449,674,000
Distributions                                         (61,500,000)
Equity in net income                                   67,759,000
Amortization of the excess of
 CCI's 50% share of the Joint
 Venture's net assets over
 CCI's historical basis in the
 net assets contributed to the
 Joint Venture over a period of
 approximately 36 years                                   560,000
                                                     ------------
                                                     $456,493,000
                                                     ============


   The following summarizes the assets, liabilities and partners' capital of the Joint Venture:


                                            June 30,       December 31,
                                              1996             1995
                                        ----------------  --------------
                                          (Unaudited)

ASSETS
Current assets                           $  148,862,000   $  162,576,000
Property, plant and equipment, net          493,807,000      463,877,000
License acquisition costs, net              406,913,000      413,149,000
Other                                        28,932,000       32,609,000
                                         --------------   --------------
                                         $1,078,514,000   $1,072,211,000
                                         ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities, including
  none (1996) and $28,748,000
  (1995) of distributions payable        $   89,761,000   $  125,034,000
Minority interests and other
 liabilities                                  5,703,000        5,391,000
Partners' capital                           983,050,000      941,786,000
                                         --------------   --------------
                                         $1,078,514,000   $1,072,211,000
                                         ==============   ==============

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)-- Continued

NOTE D--INVESTMENT IN JOINT VENTURE - Continued


The following summarizes the unaudited results of operations of the Joint
Venture:


                                          Three Months Ended June 30,     Six Months Ended June 30,
                                         -----------------------------   --------------------------
                                              1996           1995           1996             1995
                                         --------------  -------------  -------------   -------------
Revenues:
  Service revenue                         $215,997,000   $165,795,000     $406,314,000   $306,703,000
  Telephone equipment revenue               21,870,000     20,829,000       43,599,000     42,721,000
                                          ------------   ------------     ------------   ------------
                                           237,867,000    186,624,000      449,913,000    349,424,000
Costs and expenses:
  Cost of telephone equipment sold          18,360,000     18,760,000       36,178,000     38,358,000
  Operating expenses                        45,954,000     36,241,000       85,882,000     66,140,000
  Selling, general and administrative       73,115,000     58,846,000      145,159,000    114,351,000
  Depreciation of rental telephones          1,505,000      3,545,000        3,401,000      7,731,000
  Depreciation and amortization             22,143,000     17,352,000       43,448,000     33,900,000
                                          ------------   ------------     ------------   ------------
                                           161,077,000    134,744,000      314,068,000    260,480,000
                                          ------------   ------------     ------------   ------------
OPERATING INCOME                            76,790,000     51,880,000      135,845,000     88,944,000

Interest and other, net                      1,255,000      1,850,000        2,544,000      2,922,000
                                          ------------   ------------     ------------   ------------

  INCOME BEFORE PROVISION FOR
    INCOME TAXES                            78,045,000     53,730,000      138,389,000     91,866,000
Provision for state and local
  income taxes                              (1,546,000)    (1,131,000)      (2,872,000)    (2,025,000)
                                          ------------   ------------     ------------   ------------
NET INCOME                                $ 76,499,000   $ 52,599,000     $135,517,000   $ 89,841,000
                                          ============   ============     ============   ============

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)-- Continued


NOTE E--DUE FROM DISTRIBUTED COMPANIES

                                             June 30,    December 31,
                                              1996          1995
                                          -------------  ------------
                                           (Unaudited)
Cellular Communications of
 Puerto Rico, Inc.                            $345,000      $310,000
Cellular Communications
 International, Inc.                            55,000        81,000
International CableTel Incorporated            328,000       261,000
                                              --------      --------
                                              $728,000      $652,000
                                              ========      ========

NOTE F--LONG TERM DEBT
                                            June 30,     December 31,
                                             1996           1995
                                          ------------   ------------
                                           (Unaudited)
Zero Coupon Convertible
  Subordinated Notes                      $173,825,000   $167,574,000
Subsidiary bank loan                       188,000,000    188,000,000
                                          ------------   ------------
                                          $361,825,000   $355,574,000
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

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION.

                             RESULTS OF OPERATIONS


Three Months Ended June 30, 1996 and 1995
- ------------------------------------------

                         Results of the Joint Venture

    Service revenue increased to $215,997,000 from $165,795,000 as a result of subscriber growth. Ending subscribers were 1,159,000 and 863,000 at June 30, 1996 and 1995, respectively.

    The income from telephone equipment (before depreciation of rental telephones) increased to $3,510,000 from $2,069,000 because of a decrease in the loss on sales of telephones.

    Operating expenses increased to $45,954,000 from $36,241,000 primarily because of increases in subscriber roaming, fraudulent usage and system usage.

    Primarily due to higher selling costs, selling, general and administrative expenses increased to $73,115,000 from $58,846,000. An increase in payroll expense also contributed to the overall increase.

    Depreciation of rental telephones decreased to $1,505,000 from $3,545,000 due to a decrease in the number of rental telephones.

    Depreciation and amortization increased to $22,143,000 from $17,352,000 primarily due to the depreciation of additional cellular network equipment.


    Results of Cellular Communications, Inc. and Subsidiaries

    Equity in net income of Joint Venture increased to $38,530,000 from $26,579,000 because of the increase in the net income of the Joint Venture.

    General and administrative expenses decreased to $934,000 from $3,558,000. Included in the 1995 amount is $2,729,000 of non-cash expense related to the changes made to the stock option agreements pursuant to the Merger Agreement.

    Interest and other income, net decreased to $2,222,000 from $4,044,000 due to reductions in interest income from the termination of the CCII guarantee fees.

    Interest expense decreased to $6,253,000 from $6,438,000 due to a reduction in the principal balance and a decrease in the effective interest rate on the subsidiary bank loan.

  Nonrecurring charges in 1996 of $2,000,000 were incurred in connection with the 1996 Merger Agreement.

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Continued


Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

                         Results of the Joint Venture

    Service revenue increased to $406,314,000 from $306,703,000 as a result of subscriber growth. Ending subscribers were 1,159,000 and 863,000 at June 30, 1996 and 1995, respectively.

    The income from telephone equipment (before depreciation of rental telephones) increased to $7,421,000 from $4,363,000 because of a decrease in the loss on sales of telephones.

    Operating expenses increased to $85,882,000 from $66,140,000 primarily because of increases in subscriber roaming, fraudulent usage and system usage.

    Primarily due to higher selling costs, selling, general and administrative expenses increased to $145,159,000 from $114,351,000. An increase in payroll expense also contributed to the overall increase.

    Depreciation of rental telephones decreased to $3,401,000 from $7,731,000 due to a decrease in the number of rental telephones.

    Depreciation and amortization increased to $43,448,000 from $33,900,000 primarily due to the depreciation of additional cellular network equipment.

    Results of Cellular Communications, Inc. and Subsidiaries

    Equity in net income of Joint Venture increased to $68,319,000 from $45,480,000 because of the increase in the net income of the Joint Venture.

    General and administrative expenses increased to $64,379,000 from $7,342,000. Included in the 1996 amount is $61,714,000 of compensation expense from the MRO related to stock options. Included in the 1995 amount is $5,429,000 of non-cash expense related to the changes made to the stock option agreements pursuant to the Merger Agreement.

    Interest and other income, net decreased to $4,192,000 from $8,495,000 due to reductions in interest income from the repayment of the CCPR note receivable and the termination of the CCII guarantee fees.

    Interest expense decreased to $12,548,000 from $13,435,000 due to a reduction in the principal balance and a decrease in the effective interest rate on the subsidiary bank loan.

    Nonrecurring charges in 1996 of $5,100,000 were incurred in connection with the 1996 Merger Agreement.

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

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Continued

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company requires capital primarily for debt service and to make contributions to the Joint Venture or its other investments, if necessary. The Company had no material commitments for capital expenditures as of June 30, 1996. The Company is expected to meet its requirements with cash and securities on hand and from Joint Venture distributions.

    Cash used in operating activities was $56,228,000 in 1996 and cash provided by operating activities was $12,235,000 in 1995. The Company paid $107,671,000 in 1996 to cancel options to purchase 2,394,000 shares of common stock in accordance with the terms of the MRO. Distributions received from the Joint Venture were $61,500,000 and $13,824,000 in 1996 and 1995, respectively. Cash provided by operating activities in 1995 includes $12,978,000 of accrued interest income that was paid by CCPR in connection with CCPR'S repayment of its note payable to a subsidiary of CCI, Cellular Communications of Ohio, Inc. ("CCI Ohio").

    Cash used in investing activities was $51,314,000 in 1996. Cash of $51,183,000 was used for the purchase of marketable securities, net of sales.

    Cash provided by financing activities was $107,185,000 in 1996, of which $107,671,000 was the proceeds from the sale of the MRO related stock options to AirTouch. The Company paid $489,000 to acquire 10,000 shares of treasury stock.

    In December 1995, CCI Ohio entered into a new Credit Agreement with a group of banks and borrowed $188,000,000. The new loan agreement is a line of credit of up to $500,000,000 until March 31, 1999, at which date the commitment is reduced in equal quarterly installments which aggregate $75,000,000 in 1999, $75,000,000 in 2000, $100,000,000 in 2001, $100,000,000 in 2002 and $150,000,000
in 2003. Principal payments commence when the outstanding balance exceeds the remaining commitment after reductions, which could be as early as March 31, 1999. Based upon the amount borrowed as of June 30, 1996, principal payments will commence on September 30, 2002. Interest is payable quarterly at a floating rate based upon, at CCI Ohio's election, either (a) the higher of the prime rate of interest or the Federal Funds Rate plus 1/2%, or (b) the London Interbank Offering Rate plus .625%, .75%, 1% or 1.25%, depending upon the ratio of debt to cash flow, as defined. The effective rate on borrowings at June 30, 1996 was 6.125%. The terms also include an unused commitment fee of 1/4% or 3/8% depending upon the ratio of debt to cash flow, as defined, which is payable quarterly.

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

                CELLULAR COMMUNICATIONS, INC. AND SUBSIDIARIES
                                   Continued

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Exhibits Included Within:
           ------------------------

    2. Agreement and Plan of Merger dated as of April 5, 1996, as amended and restated as of July 12, 1996, among AirTouch Communications, Inc., AirTouch Cellular and Cellular Communications, Inc. (Incorporated by reference to Annex A, July 15,1996 Form S-4, Amendment No.2 File No. 333-03107).

    27.  Financial Data Schedule

  (b)    Reports on Form 8-K

         During the quarter ended June 30, 1996, the Company filed the following current reports on Form 8-K: (i) Report dated April 6, 1996 reporting under Item 5, Other Events, that the Company and AirTouch announced that they entered into the Agreement and Plan of Merger dated as of April 15, 1996 and (ii) Report dated April 11, 1996 reporting under
         Item 5, Other Events, that six class action complaints had been filed against CCI, its Directors and AirTouch. There were no financial statements filed with this report.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Cellular Communications, Inc.



Date: August 7, 1996                       By: /s/ J. Barclay Knapp
                                           -----------------------------
                                           J. Barclay Knapp
                                           Executive Vice President



Date: August 7, 1996                       By: /s/ Gregg Gorelick
                                           -----------------------------
                                           Gregg Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)